Form 10-Q
period 2005-03-31
ASG Finance, Inc.; ASG Consolidated LLC
filed 2005-05-16
CIK 1314171, 1314170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-123636

ASG Consolidated LLC

ASG Finance, Inc.

(Exact name of registrants as specified in their charters)

Delaware	20-1741364

Delaware	20-1741328
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

Market Place Tower

2025 First Avenue

Suite 1200

Seattle, Washington 98121

(Address of principal executive offices)

(Zip Code)

(206) 374-1515

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,577	$1,569
Trade accounts receivable, net of allowance of $1,460 and $1,669	38,042	44,314
Receivables from related parties	98	90
Inventories	50,647	81,778
Prepaid expenses	8,062	8,489
Unrealized gains on derivatives	—	3,663
Other	5,114	5,799

Total current assets	103,540	145,702

Property, vessels and equipment, net	198,335	194,286
Capital projects in process	1,835	197
Other assets:
Cooperative and fishing rights, net	83,093	82,052
Goodwill	33,676	33,676
Deferred financing costs, net	27,827	26,908
Other intangibles, net	3,944	3,796
Unrealized gains on derivatives	2,063	1,308
Other	8,826	8,555

Total other assets	159,429	156,295

Total assets	$463,139	$496,480

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$32,516	$55,260
Current portion of long-term debt	26,547	14,786
Unrealized losses on derivatives	10,983	4,258
Payables to related parties	1,900	1,807

Total current liabilities	71,946	76,111
Long-term liabilities:
Long-term debt, net of current portion	582,258	578,695
Unrealized losses on derivatives	50,112	26,382

Total liabilities	704,316	681,188

Commitments and contingencies
Members’ equity (deficit):
Members’ deficit	(195,135)	(164,725)
Accumulated other comprehensive loss	(46,042)	(19,983)

Total members’ equity (deficit)	(241,177)	(184,708)

Total liabilities and members’ equity (deficit)	$463,139	$496,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2004	2005
Net sales and revenue:
Seafood sales	$134,727	$152,923
Other	166	41

Total sales and revenue	134,893	152,964

Cost of sales:
Cost of sales, including depreciation and amortization of $8,527 and $9,249	79,612	89,255
Cost of sales—related parties	5,667	5,965
Shipping and handling costs	7,608	7,152

Gross profit	42,006	50,592

Operating expenses:
Selling, general and administrative expenses, excluding equity-based compensation and related parties	10,394	10,713
Selling, general and administrative expenses—related parties	156	853
Equity-based compensation	1,098	734
Amortization and depreciation	764	842

Operating income	29,594	37,450

Other income (expense), net:
Interest expense	(9,987)	(14,464)
Foreign exchange gains	1,782	870
Other derivatives gains	—	6,160
Other	7	(299)

Other expense, net	(8,198)	(7,733)

Income before income taxes	21,396	29,717
Income tax provision	—	7

Net income	$21,396	$29,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$21,396	$29,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,291	10,091
Unrealized (gains) losses on derivatives, net	2,850	(7,303)
Amortization of debt discount	—	3,552
Amortization of deferred financing costs	1,309	1,487
Provision for doubtful accounts	222	734
Equity-based compensation	1,098	734
Change in operating assets and liabilities:
Trade accounts receivables	5,301	(7,006)
Inventories, net of depreciation and amortization component	(21,320)	(29,223)
Accounts payable and accrued expenses	19,839	22,200
Prepaid expenses and other, net	(8,256)	(996)

Net cash flows from operating activities	31,730	23,980

Cash flows from investing activities:
Purchases of property, vessels and equipment	(5,245)	(4,878)
Capital projects in process	—	(197)
Purchase of minority interest in Pacific Longline Company LLC	(1,800)	—
Restricted cash deposits and other, net	(8,058)	21

Net cash used in investing activities	(15,103)	(5,054)

Cash flows from financing activities:
Principal payments on long-term debt	(11,568)	(13,876)
Net repayments on revolving debt facility	(7,500)	(5,000)
Payment of recapitalization and financing costs	(1,677)	(24)
Tax and other distributions to members	(100)	(34)

Net cash used in financing activities	(20,845)	(18,934)

Net decrease in cash and cash equivalents	(4,218)	(8)

Cash and cash equivalents at beginning of period	5,268	1,577

Cash and cash equivalents at end of period	$1,050	$1,569

Non-cash investing and financing activities:
Reclassification of prior period capital projects in progress and deposit to property, vessels and equipment	$436	$1,856
Capital contribution	—	734
Deferred financing costs included in accounts payable	—	544

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of ASG Consolidated LLC (ASG Consolidated) and its subsidiaries (collectively referred herein as the “Company”) believes necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

The Company’s business is seasonal and subject to fluctuations in timing of product sales and revenue recognition. A significant portion of net income relating to the Company’s at-sea processing segment is recorded within the first two quarters of the year during which time the Company completes its fishing operations for the pollock A season. Therefore, results of operations for the three months ended March 31, 2004 and 2005 are not indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2004, contained in Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 13, 2005.

Formation of ASG Consolidated and ASG Finance and Issuance of Senior Discount Notes.

ASG Consolidated is an intermediate holding company and all of its activities are conducted through American Seafoods Group LLC (ASG) and its subsidiaries. ASG Consolidated and ASG Finance, Inc. (ASG Finance) were formed in September 2004 in connection with their offering of the Senior Discount Notes as further described in note 7.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates impacting the financial statements include the estimated fair values of the assets and liabilities acquired in connection with the acquisitions, depreciable lives of property, vessels, and equipment, the amortizable lives of cooperative and fishing rights and other intangibles, the fair values of hedges against risks of foreign currency, interest and fuel price changes, the fair value of American Seafoods, L.P. (ASLP) units used for equity-based compensation, and collectibility of receivables.

Reclassification and Revisions

Certain prior period items have been reclassified to conform to the current period presentation.

Equity-Based Compensation

Certain employees of the Company have equity-based compensation arrangements that grant them options to acquire partnership units of ASLP. The related compensation cost has been pushed down to the Company’s consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the intrinsic-value-based method of accounting for equity-based compensation awards to employees and has adopted only the disclosure requirements of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB No. 123. Equity-based compensation has no significant tax effect on the Company. The following table illustrates the effect on net income as if the fair-value-based method had been applied to all awards in each period (in thousands):

	Three Months Ended March 31,
	2004	2005
Net income, as reported	$21,396	$29,710
Equity-based employee compensation expense included in reported net income	1,098	734
Equity-based employee compensation expense determined under fair-value-based method for all awards	(161)	(101)

Pro forma net income	$22,333	$30,343

Adoption of New Accounting Policies

During 2005, the Company adopted the following accounting pronouncements, none of which had a material impact on the Company’s consolidated financial statements in the period of adoption:

Inventory costs. The FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 in November 2004. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities.

Nonmonetary transactions. The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions in December 2004. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Discontinued operations. In November 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

The FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (123R), in December 2004. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the fair value of employee awards issued, modified, repurchased or cancelled after implementation under share-based payment arrangements to be measured as of the date the award is issued, modified, repurchased or canceled. The resulting cost will then be recognized in the statement of earnings over the service period. Accordingly, if the Company was to adopt SFAS No. 123R, management anticipates that there would be no effect on the financial statements upon adoption for options outstanding prior to adoption. As the Company has no equity securities traded in a public market, it is required to implement SFAS No. 123R using the prospective transition method not later than fiscal 2006.

Note 2.	Inventories

Inventories at December 31, 2004 and March 31, 2005 consist of the following (in thousands):

	December 31, 2004	March 31, 2005
Fish blocks, surimi and roe	$22,889	$54,532
Finished seafood products	18,219	14,239
Breading, batter, additives and packaging supplies	9,539	13,007

	$50,647	$81,778

The carrying amount of inventories fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, such amount is highest at the end of the first and third quarters of the year.

Note 3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2004 and March 31, 2005 consist of the following (in thousands):

	December 31, 2004	March 31, 2005
Accounts payable	$14,870	$18,502
Accrued payroll and benefits	4,281	18,477
Interest payable	3,741	8,143
Deferred compensation	5,331	5,356
Alaska landing tax payable	1,406	1,188
Other accrued liabilities	2,887	3,594

	$32,516	$55,260

Note 4.	Derivative Instruments

Foreign Exchange Contracts

The Company has a significant amount of Japanese yen-denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from yen-denominated sales transactions. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge the variability of future cash flows associated with Japanese yen denominated sales. These contracts are arranged so that the Company sells Japanese yen (¥) to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge at least 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

The following summarizes the Company’s foreign exchange contracts designated as cash flow hedges as of March 31, 2005 (in millions):

	Year of Maturity
	From	To	Total
Open contracts	2005	2009	$422.7
Extension agreements - 2002	2006	2007	50.0
Extension agreements - 2003	2006	2008	100.0
Options	—	2005	13.8

Total amount of contracts			$586.5

The open contracts include agreements with notional amounts of $39.0 million that were designated and documented as hedges in 2003 when the Japanese yen reached a pre-specified level (trigger) spot rate of ¥110 per U.S. dollar. The extension agreements entered into in 2002 and 2003 are both subject to a trigger that make them binding and effective only if the spot rate falls below ¥99 per U.S. dollar on or before December 2005 and March 2006, respectively. The option contracts can be exercised at the Company’s election to enter into foreign exchange contracts with an exchange rate of ¥104.5 per U.S. dollar. The options, if exercised, provide that the Company receives U.S. dollars in exchange for Japanese yen. The exercise dates are between April and July 2005. At March 31, 2005, the fair value of these options was $0.3 million.

The following summarizes the activity in the unaudited condensed statements of operations related to the Company’s foreign exchange contracts (in millions):

	Three Months Ended March 31,
	2004	2005
Statements of operations classification:
Revenue - losses reclassified	$(5.4)	$(1.8)

Foreign exchange gains:
Unrealized gains (losses), net	(1.8)	1.3
Realized gains, net	2.4	0.6
Transaction gains (losses), net	1.2	(1.0)

Foreign exchange gains	1.8	0.9

Net effect on earnings during the period	$(3.6)	$(0.9)

The unrealized gains and losses resulting from changes in the spot rate on the effective portion are recorded in accumulated other comprehensive loss and are reclassified to revenue when the underlying forecasted transaction occurs. The unrealized gains and losses resulting from factors other than changes in the spot rates, including changes in fair value and the time value component of the contracts, are recorded as foreign exchange gains (losses) and classified in other income (expense), net.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the Company’s foreign exchange contracts are covered by a cash collateralization agreement that requires the Company to place restricted cash deposits or standby letters of credit with the counterparty for unrealized losses on the total portfolio in excess of $17.5 million. On March 18, 2005, the Company obtained an amendment that increased this threshold to $27.5 million for a period through March 31, 2006 at a cost of $0.1 million. At March 31, 2005, no collateral under this agreement was required.

Other Derivative Instruments

The following summarizes activity in the unaudited condensed statements of operations related to the Company’s other derivative instruments contracts (in millions):

	Three Months Ended March 31,
	2004	2005
Statements of operations and inventory classification:
Cost of production, included as a component of cost of sales and inventory – fuel hedge settlement gains, net	$0.5	$—
Interest expense	(0.4)	(0.1)
Other derivative gains (losses), net:
Cross currency interest rate swap contracts:
Unrealized gains	$—	$3.0
Realized gains	—	0.3
Fuel contracts unrealized gains	—	2.9

Other derivative gains, net	$—	$6.2

Cross Currency Interest Rate Swap Agreements. As of March 31, 2005, the Company had variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $60.0 million. Under the terms of these contracts, the Company pays a fixed rate of interest in Japanese yen and receives payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. As these instruments have not been designated as hedges, any unrealized gains and losses resulting from the change in fair value are recognized in the unaudited condensed statements of operations as a component of other derivatives gains, net. At March 31, 2005, the fair value of these contracts was an unrealized loss of approximately $3.3 million, which reflects a $3.0 million reduction in unrealized losses from December 31, 2004. Accordingly, an unrealized gain of approximately $3.0 million was recorded in the unaudited condensed statements of operations as a component of other derivatives gains, net for the three months ended March 31, 2005.

Interest Rate and Cap Agreements. The Company has interest rate caps with notional amounts of $72.5 million maturing in June 2005. The cap rate is 5.0% for each cap and the variable rate is the three-month LIBOR rate. As these instruments are not considered to be effective until the interest rate of the underlying exceeds the cap rate, any unrealized gains or losses are recognized in the unaudited condensed statements of operations as a component of other derivatives gains, net. During the three months ended March 31, 2004 and 2005, the related loss of approximately $0.4 million and $0.1 million, respectively, was recorded as interest expense. The fair value of these instruments at March 31, 2005 was not significant.

Fuel Contracts. The Company has fuel contracts whereby the Company pays a fixed price per gallon and receives a floating price per gallon with payments calculated on the remaining notional amount of 8.9 million gallons over the term of the contracts through October 31, 2006. These contracts were entered into in November 2004. In accordance with the Company’s hedging policy in relation to these contracts, periodic assessments of effectiveness for accounting purposes are performed on at least a quarterly basis. Based on the results of these analyses, the Company determined that these new instruments did not meet the accounting definition of highly

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective (although these fuel contracts did produce their intended purpose of offsetting fluctuations in fuel prices). At March 31, 2005, the fair value of these contracts was an unrealized gain of approximately $2.1 million. This amount is a $2.9 million increase from the $0.8 million unrealized loss at December 31, 2004. Accordingly, an unrealized gain of approximately $2.9 million was recorded in the unaudited condensed statements of operations as a component of other derivatives gains (losses), net for the three months ended March 31, 2005. During the three months ended March 31, 2004, fuel contracts were accounted for as hedges. Accordingly, the net realized gains on the settlement of fuel contracts of approximately $0.5 million were recorded as inventory production costs, a portion of which is included as a component of cost of sales in the unaudited condensed statements of operations during 2004 and the remaining portion was included in the carrying amount of inventory at March 31, 2004.

Note 5.	Commitments and Contingencies

Legal Matters

On October 19, 2001, a complaint was filed in the United States District Court for the Western District of Washington and the Superior Court of Washington for King County. An amended complaint was filed in both courts on January 15, 2002. The amended complaint was filed against the Company by a former vessel crew member on behalf of himself and a class of over 500 seamen, although neither the United States District Court nor the Superior Court certified this action as a class action. On June 13, 2002, the plaintiff voluntarily dismissed the complaint filed in the Superior Court. The complaint filed alleges that the Company breached its contract with the plaintiffs by underestimating the value of the catch in computing the plaintiff’s wages. The plaintiff demanded an accounting of their crew shares pursuant to federal statutory law. In addition, the plaintiff requested relief under a Washington statute that would render the Company liable for twice the amount of wages withheld, as well as judgment against the Company for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiff also alleged that the Company fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company’s business was acquired by ASLP. On September 25, 2003, the Court entered an order granting the Company’s motion for summary judgment and dismissing the entirety of plaintiff’s claims with prejudice and with costs. The plaintiff filed a motion for reconsideration of this order that was denied by the Court. The plaintiff then appealed the District Court decision to the Ninth Circuit Court of Appeals. The appeal is currently pending with oral arguments scheduled for June 7, 2005. The Company has not recorded a liability related to this matter as of March 31, 2005, as the outcome is uncertain and the amount of loss, if any, is not estimable.

In 2004, the Company became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one of the Company’s vessels. The Company understands that the National Marine Fisheries Service (NMFS) may be investigating these allegations; however, it has not received any formal notice from the NMFS and is unaware of the status of any such investigation. To date, no fines or penalties have been assessed against the Company in connection with these allegations. As of March 31, 2005, the Company has not recorded a liability related to this matter because management believes an unfavorable outcome is not probable.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial statements taken as a whole.

Fish Purchase Commitments

The Company is party to fixed obligation agreements with Alaskan community development groups that provide the Company with an exclusive license to harvest and process all or part of the groups’ portion of the

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total allowable catch of pollock allocated to them under the Alaska Community Development Quota (CDQ) program. Under these agreements, the Company is obligated to make minimum purchases over the next year, which will be based on the total allowable catch for the year. Based on the 2005 total allowable catch, minimum purchases for 2005 would total approximately $27.7 million. The Company made $12.1 million and $12.7 million of CDQ payments for the three months ended March 31, 2004 and 2005, respectively.

The Company purchased $1.0 million and $1.4 million of fish from other catcher vessels for the three months ended March 31, 2004 and 2005, respectively. The Company is obligated to purchase $3.0 million of fish from catcher vessels in year 2005.

The Company is obligated to purchase up to 5 million pounds of catfish per year from catfish farms owned by the previous owner of Southern Pride’s catfish operations at a price based on a market index. This obligation has a term of ten years ending on January 1, 2013. Pursuant to the agreement, the Company purchased 1.4 million and 0.4 million pounds of catfish for $0.9 million and $0.3 million for the three months ended March 31, 2004 and 2005, respectively.

Note 6.	Comprehensive Income

Comprehensive income includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ equity (deficit) but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ equity (deficit) in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive income for the three months ended March 31, 2004 and 2005 was as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Net income	$21,396	$29,710
Unrealized gains (losses) on derivative instruments designated as hedges, net	(2,366)	26,049
Translation adjustment	3	10

Comprehensive income	$19,033	$55,769

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Long-Term Debt

Long-term debt and interest rates at December 31, 2004 and March 31, 2005 were as follows (in thousands):

	December 31, 2004	March 31, 2005
Credit Agreement Facility:
Term B loan, interest at 5.81% and 6.34%, respectively, maturity in 2009	$244,303	$240,172
Term A loan, interest at 5.56% and 6.09%, respectively, maturity in 2007	45,319	35,574
Revolving Credit Facility, interest 5.56% and 7.75%, respectively, maturity in 2007	16,500	11,500
Senior Subordinated Notes, interest at 10 1/8%, maturing in 2010	175,000	175,000
Senior Discount Notes, interest at 11 1/2%, $196.0 million due at maturity in 2011, net of discount of $68,317 and $64,765, respectively	127,683	131,235

Total long-term debt	608,805	593,481
Less current portion of long-term debt	26,547	14,786

Long-term debt, net of current portion	$582,258	$578,695

Credit Agreement

On April 18, 2002, the Company entered into a senior credit agreement (Credit Agreement) with a group of banks. The Credit Agreement provides for Term A and B loans that require quarterly principal payments that aggregate $3.7 million beginning in June 2005, increasing periodically to a maximum of $7.8 million in June 2008, with a final payment of $197.7 million in March 2009. Annually during the month of March, these loans also require additional excess cash flow payments to be made in accordance with the Credit Agreement, which reduce future quarterly principal payments. The Company made additional excess cash flow payments of $8.3 million and $10.0 million during March 2004 and 2005, respectively.

The Credit Agreement also provides for a revolving loan commitment through September 30, 2007 of $75.0 million with a sub-credit facility for letters of credit of up to $30.0 million. The open letters of credit decrease the amount of available borrowings under this credit facility. As of December 31, 2004 and March 31, 2005, available borrowings under the revolving loan credit facility are summarized as follows (in thousands):

	December 31, 2004	March 31, 2005
Total revolving credit facility	$75,000	$75,000
Less outstanding commitments:
Outstanding balance	16,500	11,500
Open letters of credit	27,500	15,000

Total outstanding commitments	44,000	26,500

Available borrowings	$31,000	$48,500

The Credit Agreement is secured by substantially all assets of the Company, including intangible assets. It requires the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the Credit Agreement

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. As of March 31, 2005, the Company was in compliance with its covenants under the Credit Agreement.

Senior Discount Notes and Senior Subordinated Notes

On October 19, 2004, ASG Consolidated and ASG Finance issued 11 1/2% Senior Discount Notes for gross proceeds of $124.9 million. ASG and its subsidiaries have not guaranteed the repayment of the Senior Discount Notes. The Senior Discount Notes will have an accreted value of $196.0 million principal amount at maturity in November 2011. The carrying balance on the notes is being accreted using the effective interest method from origination through the period ending November 1, 2008. No interest will be paid during this period. Thereafter, interest will accrue and be payable semi-annually on May 1 and November 1 of each year, at a fixed annual rate of 11 1/2%. The first interest-only payment is due on May 1, 2009. During the three months ended March 31, 2005, $3.6 million of amortization of debt discount was recorded, which was charged to interest expense.

ASG issued and sold $175.0 million of Senior Subordinated Notes as part of a recapitalization on April 18, 2002. These notes mature in 2010, and interest is paid semi-annually in April and October of each year at a fixed annual interest rate of 10 1/8%. Interest expense for the Senior Subordinated Notes is approximately $4.4 million per quarter.

The indentures of the Senior Discount Notes and the Senior Subordinated Notes contain various financial and operating restrictive covenants similar to those of the Credit Agreement. The Company was in compliance with the covenants of the indentures of the Senior Discount Notes and Senior Subordinated Notes at March 31, 2005.

Deferred Financing Costs Related to Senior Discount Notes

Financing costs were incurred in connection with the issuance and registration of the Senior Discount Notes. As of March 31, 2005, the deferred financing costs related to these notes totaling approximately $4.3 million are being amortized into interest expense using the effective interest method over the term of the debt facility.

Additionally, the Company has recorded approximately $0.6 million of estimated financing costs related to the Company’s Registration Statement filed on Form S-4 with the SEC on April 13, 2005. These costs are comprised primarily of professional fees and printing costs and will be amortized into interest expense using the effective interest method beginning in the second quarter of 2005.

Note 8.	Segment Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. The Company’s reportable segments are:

•	At-Sea Processing—primarily comprised of the harvesting and processing of pollock, hake, yellowfin sole and Pacific cod aboard the Company’s vessels operating in the Bering Sea; and

•	Land-Based Processing—primarily comprised of the processing of catfish and scallops and secondary processing of pollock in the Company’s processing plants in Alabama and Massachusetts.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment operating results and balances are determined on a basis consistent with the accounting policies used in the consolidated financial statements. Corporate costs are allocated to each segment based on the total assets of the Company’s reporting units.

Segment information as of and for the three months ended March 31, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Adjustments	Consolidated Totals
Revenue:
External customers	$98,765	$54,199	$—	$152,964
Intersegment	4,781	—	(4,781)	—

Total revenue	103,546	54,199	(4,781)	152,964

Gross profit:
External customers	45,811	4,781	—	50,592
Intersegment	2,525	—	(2,525)	—

Total gross profit	48,336	4,781	(2,525)	50,592

Net income (loss)	32,153	(2,233)	(210)	29,710
Total assets	415,480	81,000	—	496,480

Segment information as of and for the three months ended March 31, 2004 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Adjustments	Consolidated Totals
Revenue:
External customers	$83,838	$51,055	$—	$134,893
Intersegment	7,158	—	(7,158)	—

Total revenue	90,996	51,055	(7,158)	134,893

Gross profit:
External customers	38,048	3,958	—	42,006
Intersegment	3,447	—	(3,447)	—

Total gross profit	41,495	3,958	(3,447)	42,006

Net income (loss)	23,954	(1,620)	(938)	21,396
Total assets	450,380	95,500	—	545,880

Note 9.	Subsequent Event

On May 11, 2005, the Company completed its exchange offer for its Senior Discount Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements can include words like “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar expressions. Forward-looking statements include, but are not limited to, statements concerning: future results of operations; future capital expenditures; environmental conditions and regulations; plans or intentions relating to acquisitions; our competitive strengths and weaknesses; future financing needs; our business strategy; general economic conditions; trends that we anticipate in the industries and economies in which we operate; proposed new products, services or developments; and any assumptions underlying the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those described in our annual audited consolidated financial statements and notes thereto for the year ended December 31, 2004, contained in Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 13, 2005.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to revise or update any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim condensed financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Business Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish species aboard our sophisticated catcher-processor vessels, aboard our freezer-longliner vessels and at our land-based processing facilities, and we market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and hake and the largest processor of catfish in the U.S. In addition, we harvest or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., Japan and Europe offices and have developed long-term relationships with our U.S. and international customer base.

We operate in two principal operating segments, at-sea processing and land-based processing. The at-sea processing segment includes the harvesting and processing of pollock, cod, hake and yellowfin sole on our vessels while at sea. The land-based processing segment includes the primary processing of catfish and scallops at our facilities in Alabama and Massachusetts and secondary processing of pollock products in Massachusetts.

The most significant portion of our revenues and profitability is derived from our at-sea processing segment. The performance of our at-sea processing segment largely depends on the amount of pollock, cod and hake resources that we harvest and the prevailing market prices for the related products we sell. Pollock represents the most significant portion of our harvest and the most significant portion of our net sales both in terms of volume and revenues. These prices fluctuate from season to season and from year to year as a result of factors such as market conditions, inventory levels and production volumes.

The remaining portion of our revenues and profitability is derived from our land-based processing segment. The performance of our land-based processing segment largely depends on the amount of catfish, pollock, cod and scallops that we process each year, the cost of fish we purchase and the prevailing market prices for the related products we sell.

Revenues and Expenses

At-Sea Processing Segment

At-Sea Processing Revenues. Revenues in our at-sea processing segment are primarily driven by the following factors:

•	the volume of pollock and other whitefish harvested annually by our catcher-processors and freezer-longliners;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	the prevailing market prices for the products we sell, such as roe, surimi (a fish protein paste used in products such as imitation lobster and crabmeat) and fillet block;

•	the timing of our sales of fish products; and

•	the Japanese yen to U.S. dollar exchange rate.

Harvest volumes. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, an agreement among industry participants in the catcher-process sector, we historically have purchased additional pollock quota from other industry participants up to the 17.5% harvesting limit of the directed pollock catch. In addition, we supplemented our share of the directed pollock catch in 2003, 2004 and 2005 by purchasing 36.4%, 54.0% and 54.0%, respectively, of the total community development quota (CDQ) allocated to Alaska Community Development Groups, which does not count against the 17.5% harvesting limitation. All current CDQ agreements expire at the end of 2005 pursuant to the State of Alaska Community Development Quota program guidelines. However, we have recently entered into new agreements under similar terms with some of our CDQ partners for the years 2006 through 2008.

Recovery rates. Increases in flesh and roe recovery rates, which represent the percentage of finished product produced from a whole fish, result in higher finished product volumes. Flesh recovery rate means the weight of processed products, other than fishmeal and roe, relative to the weight of fish harvested, expressed as a percentage. Roe recovery rate means the weight of processed roe, relative to the weight of fish harvested, expressed as a percentage.

Market prices. Market prices for our at-sea processed products are primarily influenced by the aggregate supply of products produced in any given year, the grade mix we produce, the anticipated inventory carryover for that year and changes in demand.

During fiscal years 1999 to 2004, our average pollock surimi prices have typically fluctuated within a range of approximately 200 to 300 Japanese yen per kilogram. In the second half of 2003 and the first half of 2004, our average pollock surimi price was at the low end of this range, though surimi prices began to rise during the second half of 2004. This trend has continued in the first quarter of 2005. Pollock surimi prices are sensitive to grade mix composition, anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

Our pollock roe is typically sold through an auction process. Between the years 2000 and 2004, our average roe prices decreased primarily due to a decline in our grade mix. As a result of producing improved grades of roe in 2005, we realized higher average prices from our auctions. On a grade-by-grade basis, market prices have remained relatively stable over the last few years.

Below is a chart illustrating our average prices achieved for the years 2000 through 2004 for pollock surimi, pollock roe, deepskin and pollock block pin bone out products. The surimi and roe prices are noted in Japanese yen (¥) per kilogram, which is the unit price we receive from our Japanese customers. The pollock deepskin and block pin bone out are noted in U.S. dollars per pound, which is the unit price we receive from our customers.

	2000	2001	2002	2003	2004
Pollock surimi ¥/kg	¥218	¥212	¥278	¥222	¥197
Pollock roe ¥/kg(1)	¥2,856	¥2,247	¥1,906	¥1,778	¥1,685
Pollock deepskin $/lb	$1.32	$1.25	$1.24	$1.25	$1.24
Pollock block pin bone out $/lb	$0.80	$0.88	$1.06	$1.04	$1.01

(1)	Average roe prices are for the A season only as this represents more than 95% of the total roe value for each year.

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. Consequently, we could be at risk that any increase or decrease in the value of the Japanese yen relative to the dollar would increase or decrease the amount of dollar revenues we record on the sales of our products in Japan. To mitigate the potentially adverse effect of fluctuations in the Japanese yen to U.S. dollar spot exchange rate, we enter into forward currency contracts. It is our risk management policy to hedge at least 80% of our forecasted Japanese yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

Our profitability depends in part on revenue received in Japanese yen as a result of sales in Japan. Japanese sales represented 39.6%, 24.9% and 27.0% of our total revenue in 2002, 2003 and 2004, respectively. A decline in the value of Japanese yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. During the three months ended March 31, 2005, the value of the dollar increased by 4.4% against the Japanese yen, from ¥102.7 per U.S. dollar to ¥107.2 per U.S. dollar. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss and accordingly, any such fluctuations could adversely affect our revenues.

At-Sea Processing Expenses. The operating cost structure of our at-sea processing operations includes four main cost categories:

•	variable costs driven by revenue or product volume, such as crew compensation, product freight and storage, packaging and additives;

•	vessel-related depreciation and amortization of cooperative and fishing rights;

•	fixed costs that are incurred whether or not the vessel is deployed, such as quota purchases, insurance, repair and maintenance, moorage and general supplies; and

•	operating costs driven by vessel operations, such as fuel, nets and gear supplies, galley supplies, equipment rental, crew travel, observers and technicians.

Land-Based Processing Segment

Land-Based Processing Revenues. Revenues from our land-based processing segment are primarily a function of our throughput volume of pollock, cod, catfish and scallops that we process and the prevailing market prices for those products.

Land-Based Processing Expenses. Operating costs related to our land-based processing operations are principally comprised of the cost of raw material purchases, labor and operating costs. Operating costs include depreciation expense related to equipment and facilities used for processing and transportation.

Overall Expense Summary

Costs of sales include operating costs such as crew and factory personnel compensation, quota purchase costs, seafood purchases, vessel fuel, packaging, insurance, product freight, other operating related expenses, amortization of cooperative and fishing rights and depreciation applicable to property, vessels and equipment used in production. Selling, general and administrative expenses include employee compensation and benefits, rent expense, professional fees, promotional costs and other expenses, such as office equipment and supplies, not directly involved in the production process.

After depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is primarily a variable cost, structured to reward each crew member based upon an estimated value of the product. Quota purchase costs are calculated as an amount per ton harvested and are incurred when we purchase quota amounts from our Alaska Community Development Group partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product entering a cold storage facility.

Seasonality

The U.S. Bering Sea pollock fishery is split into two distinct fishing seasons, known as the “A” and “B” seasons. The A season opens in January and typically ends in April. During the A season, pollock are spawning and therefore typically carry more high-value roe, making this season the more profitable one. During the A season, we also produce other products such as surimi and fillet blocks, although yields on these products are slightly lower in A season compared to B season due to the prioritization of roe production in the A season. Although the A season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a majority of our revenues for the year due to the higher value roe that is produced during the A season.

The pollock B season occurs in the latter half of the year, typically beginning in June and extending through the end of October. The primary products produced in the B season are surimi and fillet blocks. The B season typically accounts for approximately 60% of our annual total pollock harvest.

The freezer-longliner Pacific cod fishery is divided into two seasons. Of the annual quota, approximately 60% is allocated to the A season and the remaining 40% is allocated to the B season. The A season begins January 1st and runs until the season quota is caught, and the B season begins in mid-August and runs until the season quota is caught.

To illustrate the seasonal impact of our distinct fishing seasons for all of our operations, the table below shows our quarterly dispersion of our revenues and gross profit, expressed in terms of percentage, for the years ended December 31, 2002, 2003 and 2004:

	A Season		B Season
	Q1	Q2	Q3	Q4
Revenue:
2002	25%	30%	22%	23%
2003	27	30	20	23
2004	29	28	20	23
Gross profit:
2002	36%	30%	23%	11%
2003	40	32	18	10
2004	47	28	21	4

Our fishing seasons, including the important January-to-April pollock season, straddle more than one quarter. Additionally, the timing of our sales fluctuates from quarter to quarter. As a result, the timing of the recognition of significant amounts of revenues can vary from one quarter to another.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Overview of Operating Results. The following table compares selected statements of operations data, expressed in terms of percentage of revenue, for the three months ended March 31, 2004 and 2005.

	Three Months Ended March 31,
	2004	2005
Net sales and other revenue	100%	100%
Cost of sales	69	67

Gross profit	31	33
Operating expenses	9	9

Operating income	22	24
Other expense, net	(6)	(5)

Net income	16%	19%

Revenue. The following table compares selected segment revenue data presented in amount and as a percentage of total revenue for the three months ended March 31, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,				Increase (Decrease)
	2004		2005		Amount	Percent
Net sales and other revenue:
At-sea processing	$91.0	67%	$103.5	68%	$12.5	14%
Land-based processing	51.1	38	54.2	35	3.1	6
Intersegment elimination	(7.2)	(5)	(4.7)	(3)	2.5	35

Total revenue	$134.9	100%	$153.0	100%	$18.1	13%

At-sea processing sales increased as a result of higher prices for our pollock block, surimi and roe products, as well as higher sales volumes of pollock block, longline cod and hake products. This increase was partially offset by lower sales volumes of pollock surimi due to a lower amount of carryover inventory than in the prior year. In addition, a larger percentage of our A season roe production was sold in the first quarter of 2005 as compared to the prior year period. Land-based processing sales increased primarily due to a higher sales volume generated from our secondary processed and scallop products, which was partially offset by lower catfish sales volumes.

Gross Profit. The following table compares selected segment gross profit data presented in amount and as a percentage of related segment revenue for the three months ended March 31, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,				Increase (Decrease)
	2004		2005		Amount	Percent
Gross profit:
At-sea processing	$41.5	46%	$48.3	47%	$6.8	16%
Land-based processing	4.0	8	4.8	9	0.8	20
Intersegment elimination	(3.5)	49	(2.5)	53	1.0	29

Total gross profit	$42.0	31%	$50.6	33%	$8.6	20%

At-sea processing gross profit increased in amount and slightly as a percentage of related revenue primarily as a result of higher sales prices for our pollock products as compared to the first quarter of 2004. During 2004, we sold lower grade carryover 2003 B season pollock surimi inventory at a lower margin, which reduced our gross profit as a percentage of related revenue for that period. Land-based processing gross profit increased slightly both in amount and as a percentage of related revenue primarily as a result of higher catfish sales prices and production yields, which was partially offset by higher catfish purchase costs per pound and higher production costs in our catfish and secondary processing operations.

Operating expenses. The following table compares selected operating expenses in amount and as a percentage of total revenue for the three months ended March 31, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,				Increase (Decrease)
	2004		2005		Amount	Percent
Operating expenses:
Selling, general and administrative	$10.5	7%	$11.6	8%	$1.1	10%
Equity-based compensation	1.1	1	0.7	—	(0.4)	(36)
Amortization and depreciation	0.8	1	0.8	1	—	—

Total operating expenses	$12.4	9%	$13.1	9%	$0.7	6%

Selling, general and administrative expenses, excluding equity-based compensation, increased during 2005 primarily resulting from a $0.7 million provision charged to earnings for amounts due from a large retail customer of our land-based processing segment that filed for bankruptcy protection in the U.S in the first quarter of 2005. During 2004, sales to this customer represented less than 1% of our total revenues. Additionally, we had higher aircraft-related expenses, auditing fees and compensation costs during 2005. The decrease in equity-based compensation charges resulted from a significant reduction of options outstanding. Amortization and depreciation of other assets remained consistent between periods.

Other Expense, net. The following table compares selected other expense, net in amount and as a percentage of total revenue for the three months ended March 31, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,				Increase (Decrease)
	2004		2005		Amount	Percent
Other income (expense), net:
Interest expense	$(10.0)	(7)%	$(14.5)	(9)%	$(4.5)	(45)%
Foreign exchange gains	1.8	1	0.9	—	(0.9)	(50)
Other derivatives gains	—	—	6.2	4	6.2
Other	—	—	(0.3)	—	(0.3)

Other expense, net	$(8.2)	(6)%	$(7.7)	(5)%	$0.5	6%

Interest expense increased due to the addition of the amortization of discounts and financing costs of $3.7 million related to our Senior Discount Notes, which were issued in October 2004, and general rises in interest rates on our variable rate debt. The following table compares the average outstanding debt levels and interest rates on borrowed funds for the three months ended March 31, 2004 and 2005 (amounts in millions):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2005	Amount	Percent
Average outstanding debt	$506.6	$602.1	$95.5	19%
Average interest rate	6.42%	8.12%

Foreign exchange gains decreased primarily due to a stronger average Japanese yen rate versus the U.S. dollar when compared to the similar prior year quarter.

Other derivative gains increased resulting from both the realized and unrealized gains on cross currency interest rate swap contracts from the effects of a stronger U.S. dollar versus Japanese yen exchange rate at the beginning and end of the first quarter of 2005 versus 2004 and general rises in interest rates, and unrealized gains of fuel contracts from the effects of rising fuel prices.

Other increased in 2005 resulting from the classification of expenses related to one of our two aircraft as other expense. In March 2005, we entered into a two-year charter arrangement of the aircraft with a third party. As a result, expenses related to this aircraft are included in other, net of charter income. Previously, the aircraft was used primarily for internal use and its related expenses were classified as a component of selling, general and administrative expenses, net of incidental rental income.

Liquidity and Capital Resources

Overview

Our long-term debt consists of amounts borrowed pursuant to our Credit Agreement with a syndicated group of banks, Senior Subordinated Notes issued by American Seafood Group LLC (ASG), and Senior Discount Notes issued by ASG Consolidated and ASG Finance in October 2004. The Credit Agreement provides for a revolving credit facility as well as Term A and Term B loans.

Our short-term and long-term liquidity needs arise primarily from interest payments on our debt which is expected to be between $23.0 million and $25.0 million for the last nine months of 2005, based on our current capital structure. The following summarizes our scheduled future principal payments, including accreted interest added to the principal of our Senior Discount Notes of $64.7 million, on our long-term debt as of March 31, 2005 (in millions):

	Year Ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(9 months)
Principal payments	$11.1	$16.8	$31.7	$29.9	$197.7	$371.0	$658.2

In addition, the Term A and B loans require excess cash flow payments, which reduce future quarterly principal payments. The Company made excess cash flow payments of $8.3 million and $10.0 million during March 2004 and 2005, respectively.

Further, additional cash may be needed to support our working capital requirements resulting from the seasonality of our business and potential acquisitions to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through additional borrowings under our revolving line of credit, which matures in 2007.

Historical Cash Flow

Cash flows. The following table compares selected cash flow information for the three months ended March 31, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,		Cash Flow Increase (Decrease)
	2004	2005	Amount	Percent
Cash flows from (used in):
Operating activities	$31.7	$24.0	$(7.7)	(24)%
Investing activities	(15.1)	(5.1)	10.0	66
Financing activities	(20.8)	(18.9)	1.9	9

Net increase (decrease) in cash and equivalents	$(4.2)	$—	$4.2	100%

Cash flow from operating activities was higher in 2004 primarily resulting from the sale of larger volumes of carryover inventory from the prior year B season as compared to 2005. Additionally, our working capital increased in 2005, resulting from higher carrying amounts of inventories and trade receivables, which are partially offset by increases in accounts payable and accrued expenses. Historically, the Company has limited fishing activity during the last quarter of the year and begins fishing again during its first quarter. As a result, the carrying amount of at-sea processing inventories is lower at the end of the fourth quarter and increases with the Company’s first quarter fishing operations. Similarly, in the first quarter, accounts payable and accrued expenses increase primarily because of the accrual of crew share compensation and other operational expenses that are not present when the Company is not fishing. Additionally, interest payable increased because of the timing of the interest payments on the Senior Subordinated Notes that are paid semiannually in April and October.

Cash flow used in investing activities was higher in 2004 due to the deposit of $8.1 million as collateral on our foreign exchange contracts and our purchase of the remaining minority ownership interest in Pacific Longline Company LLC for $1.8 million in January 2004.

Cash used in financing activities was slightly higher in 2004 primarily because of costs we incurred related to our offering of income deposit securities and subordinated notes and financing costs. As a policy, we repay our debt as required by our loan agreements, and we pay down our revolving debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

At March 31, 2005, we had $1.6 million of cash and cash equivalents, and $48.5 million available under our revolving credit facility. We believe that the cash we expect to generate from operations and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Other Factors Impacting Liquidity

Foreign Exchange and Other Derivatives Contracts. Our liquidity is impacted by a foreign exchange collateralization agreement with a financial institution that requires us to collateralize unrealized losses on our portfolio of contracts above $27.5 million. At March 31, 2005, we had no collateral requirement because our unrealized losses were below this threshold.

Cross Currency Interest Rate Swaps. In August 2004, primarily in order to mitigate liquidity risk related to the impact of the strengthening Japanese yen on our foreign exchange portfolio and related collateral agreement, we entered into variable to fixed-rate cross currency interest swap contracts. These swap agreements require us to pay on a quarterly basis a fixed rate of interest in Japanese yen and receive payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. During the first quarter of 2005, we realized a gain of $0.3 million related to settlements under these arrangements.

Tax Matters. We and our significant subsidiaries are flow-through entities for income tax purposes. We have been and will continue to be obligated under our limited liability agreement to make distributions to our members for the tax liabilities they may incur on their allocated portion of our taxable income. More specifically, ASG will make distributions to us in amounts equal to the theoretical tax on ASG’s taxable income (determined without regard to deductions for interest on the notes or other deductions incurred by entities above ASG), which we will in turn distribute to our owners (whether or not such amounts are required by such owners actually to pay taxes on the income that we allocate to them).

Capital Expenditures. The majority of our capital expenditures relates to our catcher-processor fleet and includes items such as fishing gear, improvements to vessel factory processing equipment and major scheduled shipyard maintenance. Capital expenditures have been funded from cash flows from operations and borrowings under our credit facility. Major scheduled shipyard maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. These costs are capitalized and depreciated over the period through the next scheduled major shipyard maintenance session.

Capital expenditures reflected below are additions to property, vessels and equipment that have been placed in service. Capital projects in process will be reclassified to property, vessels and equipment when completed and placed in service. The following table summarizes our capital expenditures and capital projects in process and repairs and maintenance expense for the three months ended March 31, 2004 and 2005 (in millions):

	Three Months Ended March 31,
	2004	2005
Capital expenditures:
Cash expenditures	$5.2	$4.9
Reclassification of prior period capital projects in progress and deposit	—	1.8

Total capital expenditures	5.2	6.7
Capital projects in process	—	0.2

Total capital expenditures and capital projects in process	$5.2	$6.9

Repairs and maintenance expense	$4.1	$3.7

The $1.5 million increase in capital expenditures was primarily attributable to the timing of major scheduled shipyard maintenance and the purchase of fishing gear, including the reclassification of $1.8 million from the prior year’s capital projects in process and a deposit on equipment. The $0.2 million increase in capital projects in process was due to the timing of the completion of projects related to our fishing vessels.

Debt Covenants

The Credit Agreement requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is calculated for purposes of the Credit Agreement based on the ratio of Adjusted EBITDA to outstanding debt (both as defined in the Credit Agreement). In addition, the Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indentures governing ASG’s Senior Subordinated Notes and our Senior Discount Notes impose similar restrictions on the operation of our business. As of March 31, 2005, we were in compliance with all of our debt covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in pollock and catfish market prices, Japanese yen foreign currency exchange rates, interest rates and diesel fuel prices. There have been no material changes to our market risks as disclosed in Amendment No. 1 to our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 13, 2005.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them to material information relating to us that is required to be included in our periodic SEC filings. There were no significant changes in our internal controls during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of our business. Except as described in previous reports, we do not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition. However, given the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have a material adverse effect on our operating results or cash flows in any particular quarterly or annual period.

Item 6.	Exhibits

Exhibit 10.1	Employment Separation Agreement, dated February 15, 2005, by and between American Seafoods, L.P., American Seafoods Group LLC and Michael J. Hyde*

Exhibit 10.2	Consulting Agreement, dated January 1, 2005, by and between American Seafoods Group LLC and Southern Group, LLC*

Exhibit 10.3	Amendment No. 1, dated as of March 29, 2005, to the Employment Agreement, dated as of January 28, 2000, among American Seafoods, L.P., American Seafoods Group LLC and Bernt O. Bodal*

Exhibit 10.4	Amendment No. 1, dated as of March 29, 2005, to the Employment Agreement, dated as of March 18, 2002, between American Seafoods Group LLC and Brad Bodenman*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to American Seafoods Group LLC’s Form 10-K on March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASG Consolidated LLC

Date: May 16, 2005	By:	/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer

ASG Finance, Inc.

	By:	/S/ MATTHEW D. LATIMER
Matthew D. Latimer Vice President and Secretary Authorized Officer